Form 10-Q
period 1997-09-30
MEWBOURNE ENERGY PARTNERS 97-A LP
filed 1997-11-03
CIK 1034987

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                       or

( ) TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________to________

                         COMMISSION FILE NO. 333-22829

                      MEWBOURNE ENERGY PARTNERS 97-A, L.P.


         Delaware                          75-2692499
-------------------------              ------------------
(State or jurisdiction of               (I.R.S. Employer
incorporation or organization)        Identification Number)

3901 South Broadway, Tyler, Texas                75701
-------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    (X) Yes         ( ) No

                     MEWBOURNE ENERGY PARTNERS 97-A, L. P.

                         Part I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS



                                 BALANCE SHEET
                               September 30, 1997
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

                    MEWBOURNE ENERGY PARTNERS 97-A, L. P.



                         STATEMENT OF PARTNERS' CAPITAL
              for the period February 17, 1997 (date of inception)
                           through September 30, 1997
                                  (Unaudited)



                                    Limited &   Managing
                                    General     General
                                    Partners    Partner      Total
                                    --------    -------    ---------

Partners' capital at February 17,
1997 (date of Inception)            $  -        $  -        $  -
Contributions                       $ 100       $  -        $ 100
                                    ------      ------      ------

Partners' capital at
  September 30, 1997                $ 100       $  -        $ 100
                                    ======      ======      ======





                     The accompanying notes are an integral
                       part of the financial statements.

                     MEWBOURNE ENERGY PARTNERS 97-A, L. P.




                            STATEMENT OF CASH FLOWS
              for the period February 17, 1997 (date of inception)
                           through September 30, 1997
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

2. Mewbourne Energy Partners 97-A, L.P. (the "Registrant") was formed February 17, 1997. As of September 30, 1997, the only financial activity that had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on June 12, 1997. As of October 30, 1997, interests aggregating $2,250,000 had been sold to 97 subscribers of which $1,984,000 were sold to 89 subscribers as general partner interests and $221,000 were sold to 8 subscribers as limited partner interests.

3. From the period commencing February 17, 1997 to September 30, 1997, the Registrant conducted no business activity. Therefore, there are no items of income or expense for the reporting period and, accordingly a statement of income is not provided.

ITEM 2.     MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Mewbourne Energy Partners 97-A, L.P. was formed February 17, 1997. Mewbourne Development Corporation is the Managing Partner, and has the power and authority to manage, control and administer all partnership affairs. As of September 30, 1997, the only financial activity which had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on June 12, 1997. As of October 30, 1997, interests aggregating $2,205,000 had been sold to 97 subscribers of which $1,984,000 were sold to 89 subscribers as general partner interests and $221,000 were sold to 8 subscribers as limited partner interests.



RESULTS OF OPERATIONS

The Registrant had not commenced operations prior to the period ended September 30, 1997, therefore, no trend analysis based on quarterly changes in results of operations is available.


LIQUIDITY AND CAPITAL RESOURCES

The Registrant was formed on February 17, 1997, and the organizational contribution of $100 in cash was contributed to the Registrants's capital. During the period after formation that ended September 30, 1997, there was no increase in cash and there were no distributions to partners.




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


                       MEWBOURNE ENERGY PARTNERS 97-A, L.P.

                           By: Mewbourne Development Corporation
                               Managing General Partner




Date: October 30, 1997     By:  /s/ J. Roe Buckley
                               ------------------------------
                               J. Roe Buckley, Treasurer
                               and Chief Financial Officer

                               Index to Exhibits

                 Exhibit No.                             Description
                 -----------                             -----------
                    27                             Financial Data Schedule