Form 10-K
period 1997-12-31
MEWBOURNE ENERGY PARTNERS 97-A LP
filed 1998-03-24
CIK 1034987

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                   FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE YEAR ENDED DECEMBER 31, 1997 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM            TO
                                               -----------    -----------

                         COMMISSION FILE NO. 333-22829

                      MEWBOURNE ENERGY PARTNERS 97-A, L.P.


          Delaware                                        75-2692499
-------------------------------                      ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification Number)


3901 SOUTH BROADWAY, TYLER, TEXAS                               75701
-----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (903) 561-2900

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the act:
LIMITED AND GENERAL PARTNERSHIP INTEREST $1,000 PER INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          [X] Yes          [ ] No

No market currently exists for the limited and general partnership interest of the registrant. Based on original purchase price the aggregate market value of limited and general partnership interest owned by non-affiliates of the registrant is $3,141,000.00.

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant's Registration Statement on Form S-1, File No. 333-22829

                                     PART I


ITEM 1.  BUSINESS

Mewbourne Energy Partners 97-A, L.P. (the "Registrant") is a limited partnership organized under the laws of the State of Delaware in 1997. Its managing general partner is Mewbourne Development Corporation, a Delaware corporation ("MD").

A Registration Statement filed pursuant to the Securities Act of 1933, as amended, registering limited partnership interests aggregating $2,000,000 and $8,000,000 in general partnership interests in a series of Delaware limited partnerships formed under Mewbourne Energy 97 Drilling Program, was declared effective by the Securities and Exchange Commission on June 12, 1997. On November 7, 1997, the offering of limited and general partnership interests in the Registrant, was closed, with interests aggregating $3,141,000 being sold to 146 subscribers of which $2,844,000 were sold to 133 subscribers as general partner interests and $297,000 were sold to 13 subscribers as limited partner interests.

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. See the selected financial data in Item 6 and the financial statements in Item 8 of this report for a summary of the Registrant's revenue, income and identifiable assets.

The Registrant has acquired interests in oil and gas prospects for the purpose of development drilling. At December 31, 1997, six wells were in the process of being drilled and completed. The following table summarizes the Registrant's drilling activity for the initial investment through December 31, 1997:

                             Gross              Net
                         ---------------   ---------------
                         Dry  Productive   Dry  Productive
                         ---  ----------   ---  ----------
Development wells         0        0        0        0


The sale of crude oil and natural gas produced by the Registrant will be affected by a number of factors which are beyond the Registrant's control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

The Registrant does not have long-term contracts with purchasers of its crude oil or natural gas. The market for crude oil is such that the Registrant anticipates it will be able to sell all the crude oil it can produce. Natural gas will be sold to local distribution companies, gas marketers and end users on the spot market. The spot market reflects immediate sales of natural gas without long-term contractual commitments. The future market condition for natural gas cannot be predicted with any certainty, and the Registrant may experience delays in marketing natural gas production and fluctuations in natural gas prices.

Many aspects of the Registrant's activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant's ability to compete depends on its financial resources and on the managing general partner's staff and facilities, none of which are significant in comparison with those of the oil and gas exploration, development and production industry as a whole. Federal and state regulation of oil and gas operations generally includes drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company ("MOC"), a wholly-owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant's managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 20, 1998, MOC employed 94 persons, many of whom dedicated a part of their time to the conduct of the Registrant's business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the Registrant's natural gas sales will tend to increase during the winter months. Order backlog is not pertinent to the Registrant's business.

ITEM 2.  PROPERTIES

The Registrant's properties consist primarily of leasehold interests in properties on which oil and gas wells-in- progress are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma and the Texas Panhandle were acquired by the Registrant, resulting in the Registrant's participation in the drilling of six oil and gas wells. At December 31, 1997, all six wells were in the process of being drilled and completed.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not aware of any pending legal proceedings to which it is a party or to which its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997 covered by this report.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

At March 20, 1998, the Registrant had 3,141 outstanding limited and general partnership interests held of record by 146 subscribers. There is no established public or organized trading market for the limited and general partnership interests.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant's obligations will be distributed to the partners at least quarterly in accordance with the Registrant's Partnership Agreement. During the period ended December 31, 1997, no distributions had been made to the limited and general partners.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the period from February 17, 1997 (date of inception) through December 31, 1997:

Operating results:
------------------

Oil and gas sales                                         $        0

Net loss                                                  $   (7,818)

Allocation of net loss:
  Managing general partner                                $     ( 78)

  Limited and general partners                            $   (7,740)

Net loss per limited and general
  partner interest                                            ( 2.49)

Limited and general partners'
  cash distributions per interest.                        $     0.00

At year end:
------------

Cash                                                      $1,320,813
Non-Cash assets                                            1,883,597
                                                          ----------

     Total Assets                                         $3,204,410
                                                          ==========


Note payable, affiliate                                   $  298,395

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General

Mewbourne Energy Partners 97-A, L.P. (the "Registrant") was organized as a Delaware limited partnership on February 17, 1997. The offering of limited and general partner interests began June 12, 1997 as part of an offering registered under the name Mewbourne Energy 97 Drilling Program. The offering of limited and general partner interests in the Registrant concluded November 7, 1997, with total investor partner contributions of $3,141,000. The Managing General Partner made a contribution to the capital of the Registrant at the conclusion of the offering period in an amount equal to 1% of its net capital contributions. The Managing General Partner contribution was $31,727.

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant's oil and gas reserves are economically recoverable.

Results of Operations

Because the Registrant was formed during the period covered by this report, no trend analysis based on yearly changes in liquidity, capital resources or results of operations is available.

There were no revenues realized by the Registrant during the period from February 17, 1997 (date of inception) through December 31, 1997. Expenses totaling $7,818, consisting primarily of interest expense, and administrative and general expense, resulted in a $7,818 net loss for the period. At December 31, 1997, six wells were in the process of being drilled and completed. The Registrant's oil and gas revenues should increase during 1998 as wells are completed and oil and gas production is sold. Interest income should increase in 1998. The Registrant expects that drilling and completion cost will decrease during 1998 and that production cost and depletion provisions will increase.

Liquidity and capital resources

Net cash and cash equivalents increased by $1,320,813 during the period from February 17, 1997 (date of inception) through December 31, 1997. Approximately $1,853,234 of the net initial partners' capital of $3,199,297 was used for drilling and completion cost and for lease acquisition cost. Capital requirements in the future are expected to be paid with the initial partner's capital. Management believes that funds are sufficient to complete the six wells for which funds have been committed. Under certain circumstances, as provided in the Registrant's Partnership Agreement, the Registrant may use revenues and/or borrow monies to fund additional capital requirements.

Year 2000 Issue

Due to the fact that the partnership has no accounting systems of its own, it is not directly impacted by any potential Year 2000 issue. Substantially all of the partnership's financial results, however, are derived from the accounting systems of Mewbourne Oil Company. MOC has made an assessment of the impact of the Year 2000 on its financial and operational systems and is in the process of upgrading its systems to those which the corresponding vendors have certified are Year 2000 compliant. The cost of these upgrades, which are estimated to be completed by December 31, 1998, are not expected to be materially different from the cost of normal upgrades under the software maintenance contracts MOC has with its software vendors. MOC is also in the process of communicating with its significant suppliers, larger customers, and partners to determine the extent to which it is vulnerable to those third parties' failure to remediate their Year 2000 issue.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements of the Registrant are contained in a separate
section of this report beginning with page 14   following the signature
attestation. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K".

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant does not have any officers or directors. Under the Registrant's Partnership Agreement, the Registrant's managing general partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant's business. MD is a wholly-owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant's managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                               Age as of
                              December 31,
Name                             1997                   Position
----                             ----                   --------
Curtis W. Mewbourne               62                    President and Director

J. Roe Buckley                    35                    Treasurer and Chief
                                                        Financial Officer

Michael F. Shepard                51                    Secretary and General
                                                        Counsel

Dorothy M. Cuenod                 37                    Assistant Secretary
                                                        and Director

Ruth M. Buckley                   36                    Assistant Secretary
                                                        and Director

Julie M. Greene                   34                    Assistant Secretary
                                                        and Director

         CURTIS W. MEWBOURNE, age 62, formed Mewbourne Holdings in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, MOC and MD. He has operated as an independent oil and gas producer for the past 32 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

         J. ROE BUCKLEY, age 35, joined Mewbourne Holdings in July, 1990 and serves a Treasurer and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by MBank Dallas from 1985-1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie
M.  Greene.

         MICHAEL F. SHEPARD, age 51, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received the B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

         DOROTHY MEWBOURNE CUENOD, age 37, received a B.A. Degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie
M. Greene.  She is also the sister-in-law of J. Roe Buckley.

         RUTH MEWBOURNE BUCKLEY, age 36, received a Bachelor of Science Degrees in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

         JULIE MEWBOURNE GREENE, age 34, received a B.A. in Business Administration from the University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant does not have any directors or officers. Management of the Registrant is vested in the managing general partner. None of the officers or directors of MD or MOC will receive remuneration directly from the Registrant, but will continue to be compensated by their present employers. The Registrant will reimburse MD and MOC and affiliates thereof for certain costs of overhead falling within the definition of Administrative Costs, including without limitation, salaries of the officers and employees of MD and MOC; provided that no portion of the salaries of the directors or of the executive officer of MOC or MD may be reimbursed as Administrative Costs.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Beneficial owners of more than five percent


                     Name of                Amount & Nature      Percent
                    Beneficial              of Beneficial          of
Title of Class        Owner                     Owner             Class
---------------     ----------              ---------------      --------
Limited and        Donald J. Dorr           160 General          5.04%
General            Unit #601                Partnership
Partnership        15011 Punta Rassa Dr.    Interests
Interests          Fort Myers, FL 33908


The owner listed above is an unaffiliated investor with full voting rights.


(b)  Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right and full authority to manage, control and administer the Registrant's business. Under the Registrant's Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests have the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity which may lead to such removal.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with MD and its affiliates

Pursuant to the Registrant's Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the period February 17, 1997 (date of inception) through December 31, 1997:

         Payment of well charges
         and supervision charges in
         accordance with standard
         industry operating agreements                      $       21,378

In 1997, the Registrant was charged by MD for reimbursement of organization cost of equal to 1% of initial partnership contributions.

Under the Registrant's Partnership Agreement, MD pays 1% of Registrant's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Registrant's revenues.

The Registrant participates in oil and gas activities through a drilling program created by the Drilling Program Agreement (the "Program"). Pursuant to the Program, MD pays approximately 2% of the Program's acquisition, drilling and completion costs and approximately 12% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 12% of the Program's revenues.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
            SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.      Financial statements

                 The following are filed as part of this annual report:

                          Report of Independent Accountants

                          Balance sheet as of December 31, 1997

                          Statement of loss for the period from February 17, 1997 (date of inception) through December 31, 1997

                          Statement of changes in partners' capital for the period from February 17, 1997 (date of inception) through December 31, 1997

                          Statement of cash flows for the period from February 17, 1997 (date of inception) through December 31, 1997

                          Notes to financial statements

         2.      Financial statement schedules

                 None.

                 All required information is in the financial statements or the notes thereto, or is not applicable or required.

        3.       Exhibits

                 The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        MEWBOURNE ENERGY PARTNERS 97-A, L.P.

                                        By:  Mewbourne Development Corporation
                                             Managing General Partner


                                        By: /s/ Curtis W. Mewbourne
                                           ------------------------------------
                                           Curtis W. Mewbourne
                                           President and Director
                                           (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Curtis W. Mewbourne           President/Director        March 20, 1998
---------------------------
Curtis W. Mewbourne

/s/ J. Roe Buckley                Treasurer/Chief           March 20, 1998
---------------------------       Financial Officer
J. Roe Buckley

/s/ Dorothy M. Cuenod             Director                  March 20, 1998
---------------------------
Dorothy M. Cuenod

/s/ Ruth M. Buckley               Director                  March 20, 1998
---------------------------
Ruth M. Buckley

/s/ Julie M. Greene               Director                  March 20, 1998
---------------------------
Julie M. Greene



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to the Registrants security holders.

                      MEWBOURNE ENERGY PARTNERS 97-A, L.P.

                              FINANCIAL STATEMENTS

                     WITH REPORT OF INDEPENDENT ACCOUNTANTS

                     FOR THE PERIOD FROM FEBRUARY 17, 1997

                              (DATE OF INCEPTION)

                           THROUGH DECEMBER 31, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
Mewbourne Development Corporation:

We have audited the accompanying balance sheet of Mewbourne Energy Partners 97-A, L.P. as of December 31, 1997, and the related statements of loss, changes in partners' capital and cash flows for the period from February 17, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Mewbourne Energy Partners 97-A, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the period from February 17, 1997 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Dallas, Texas
March 9, 1998

                      MEWBOURNE ENERGY PARTNERS 97-A, L.P.
                                 BALANCE SHEET
                               DECEMBER 31, 1997



                                                          ASSETS


Cash                                                                                 $  1,320,813
                                                                                     ------------

Oil and gas properties at cost --full cost method                                       1,853,234
                                                                                     ------------

Organization costs, net                                                                    30,363
                                                                                     ------------

         Total Assets                                                                $  3,204,410
                                                                                     ------------


                                            LIABILITIES AND PARTNERS' CAPITAL


Accounts payable, affiliate                                                          $      8,091
                                                                                     ------------

Notes payable, affiliate                                                                  298,395
                                                                                     ------------

Partners' capital:
     Limited and general partners                                                       2,868,945
     Managing general partner                                                              28,979
                                                                                     ------------

         Total partners' capital                                                        2,897,924
                                                                                     ------------

              Total liabilities and partners' capital                                $  3,204,410
                                                                                     ------------




   The accompanying notes are an integral part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 97-A, L.P.
                               STATEMENT OF LOSS
                  FOR THE PERIOD FROM FEBRUARY 17, 1997 (DATE
                    OF INCEPTION) THROUGH DECEMBER 31, 1997


Revenues:                                                  $       0

Expenses:

      Administrative and general expenses                      2,500
      Interest expense                                         4,271
      Amortization expense                                     1,047
                                                           ---------

                                                               7,818
                                                           ---------

               Net loss                                    $  (7,818)
                                                           ---------

Allocation of net loss:

      Managing general partner                             $     (78)
                                                           ---------

      Limited and general partners                         $  (7,740)
                                                           ---------





   The accompanying notes are an integral part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 97-A, L.P.
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIOD FROM FEBRUARY 17, 1997 (DATE
                    OF INCEPTION) THROUGH DECEMBER 31, 1997


                                                            Limited
                                                               and                 Managing
                                                            General                 General
                                                            Partners                Partner              Total
                                                            --------                --------             -----
Partners' capital, beginning of period                      $       --            $       --          $       --

Capital contributions                                        3,141,000                31,727           3,172,727

Offering costs                                                (264,315)               (2,670)           (266,985)

Net loss                                                        (7,740)                  (78)             (7,818)
                                                            ----------            ----------          ----------

Partners' capital, end of period                            $2,868,945            $   28,979          $2,897,924
                                                            ----------            ----------          ----------





   The accompanying notes are an integral part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 97-A, L.P.
                            STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM FEBRUARY 17, 1997 (DATE
                    OF INCEPTION) THROUGH DECEMBER 31, 1997


Cash flows from operating activities:
      Net loss                                                                        $       ( 7,818)
      Adjustment to reconcile net loss to net cash used in operating activities:
         Amortization expense                                                                   1,047
         Changes in operating assets and liabilities:
               Increase in organization costs                                                 (31,410)
               Increase in accounts payable, affiliate                                          8,091
                                                                                      ---------------

                 Net cash used in operating activities                                        (30,090)
                                                                                      ---------------


Cash flows from investing activities:
      Purchase of oil and gas properties                                                   (1,853,234)
                                                                                      ---------------

         Net cash used in investing activities                                             (1,853,234)
                                                                                      ---------------

Cash flows from financing activities:
      Capital contributions from partners                                                   3,172,727
      Proceeds from issuance of note payable, affiliate                                       298,395
      Offering costs                                                                         (266,985)
                                                                                      ---------------

         Net cash provided by financing activities                                          3,204,137
                                                                                      ---------------


Cash at end of period                                                                 $     1,320,813
                                                                                      ===============


   The accompanying notes are an integral part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 97-A, L.P.
                         NOTES TO FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES:

         ACCOUNTING FOR OIL AND GAS PRODUCING ACTIVITIES

                 Mewbourne Energy Partners 97-A, L.P., (the partnership), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma and New Mexico, was organized on February 17, 1997. The offering of limited and general partnership interests began June 12, 1997 as a part of an offering registered under the name Mewbourne Energy 97 Drilling Program and concluded November 7, 1997, with total investor contributions of $3,141,000.

                 The partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.
         At December 31, 1997, no capitalized costs were subject to amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         ORGANIZATION COSTS

                 Organization costs are capitalized and amortized on the straight-line method over 60 months.

         CASH

                 The partnership maintains all its cash in one financial institution.

INCOME TAXES

                 The partnership is treated as a partnership for income tax purposes, and as a result, income of the partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

2.       ORGANIZATION AND RELATED PARTY TRANSACTIONS:

                 The partnership's operations commenced on February 17, 1997. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the partnership. Substantially all transactions are with MD and MOC.

                 MD pays 1% of all costs of the partnership and receives 1% of all revenue. The limited and general partners pay all other costs and receive all other revenue.

                 Reimbursement to MOC for supervision and other operating charges totaled $21,378 for the period February 17, 1997 (date of inception) through December 31, 1997, respectively. Services and operator charges are billed in accordance with the program and partnership agreements.

                 MD, on behalf of the partnership, incurred organization and offering costs of $31,410 and $266,985, respectively. As of December 31, 1997 these amounts had been reimbursed to MD with proceeds of $298,395 from a note payable to Mewbourne Financial Corporation (MFC), an affiliate of MD. The note payable bears interest at NationsBank prime plus 1% and is payable in twenty equal quarterly installments of principal and interest commencing February 7, 1998. The carrying value of the note payable approximates its fair value at December 31, 1997. As the note agreement prohibits the use of individual partners' contributions for principal and interest payments, no payments had been made as of March 9, 1998. The partnership has incurred no penalties as a result and can make payments at any time when there are sufficient distributable earnings from operations.

                 In addition, MD can charge the partnership up to 5.5% of initial partners' capital in management fees. In accordance with the partnership agreement, management fees can only be reimbursed to MD with funds which would otherwise be available for distribution. There had been no reimbursements for management fees as of December 31, 1997.

                 In general, during any particular calendar year the total amount of administrative expenses allocated to the partnership shall not exceed the greater of (a) 3.5% of the partnership's gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

                 The partnership participates in oil and gas activities through an income tax partnership (the Program). The partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the partnership as follows:

                                                                           MD(1)              Partnership
                                                                    -----------------     -----------------

Revenues:
      Proceeds from disposition of depreciable and
        depletable properties                                        12.121213%              87.878787%

      All other revenues                                             12.121213%              87.878787%


Costs and expenses:

      Lease acquisition costs and drilling and
        completion costs                                              2.020202%              97.979798%

      Operating costs, reporting and legal
        expenses, general and administrative
        expenses and all other costs                                 12.121213%              87.878787%


     (1) Excludes MD's one percent (1%) general partner ownership which is allocated at the partnership level.

 The partnership's financial statements reflect its respective proportionate interest in the Program.

3. RECONCILIATION OF NET LOSS PER STATEMENT OF LOSS WITH NET LOSS PER FEDERAL INCOME TAX RETURN:

                 The following is a reconciliation of net loss per statement of loss with the net loss per federal income tax return for the period from February 17, 1997 (date of inception) through December 31, 1997:

              Net loss per statement of loss                                   $     ( 7,818)

              Intangible development costs capitalized for financial reporting
                purposes and expensed for tax reporting purposes                  (1,270,374)

               Net loss per federal income tax return before tentative tax
                 depletion                                                     $  (1,278,192)
                                                                               -------------
                 The partnership's financial reporting bases of its net assets exceeded the tax bases of its net assets by $1,270,374 at December 31,
         1997.

4.       PRELIMINARY OIL AND GAS INFORMATION (UNAUDITED):

                 A majority of the wells drilled, or to be drilled, by the partnership have been, or will be, completed subsequent to December 31, 1997. Sufficient information is not yet available from well tests or from initial production to accurately present numerical unaudited reserve information.

                      MEWBOURNE ENERGY PARTNERS 97-A, L.P.

                               INDEX TO EXHIBITS



The following documents are incorporated by reference in response to Item
14(a)3.

Exhibit No.                 Description
-----------                 -----------
   3.1           Form of Certificate of Limited Partnership
                 (filed as Exhibit 3.1 to Registration Statement on Form S-1,
                 File No. 333-22829 and incorporate herein by reference)

   3.2           Form of Certificate of Amendment of the
                 Certificate of Limited Partnership (filed as Exhibit 3.2 to
                 Registration Statement on Form S-1, File No.333-22829 and incorporated herein by reference)

   4.1           Form of Agreement of Partnership
                 (filed as Exhibit 4.1 to Registration Statement on Form S-1,
                 File No.333-22829 and incorporated herein by reference)

   4.1.2         Amendment to Agreement of
                 Partnership (filed herewith)

   10.1          Form of Drilling Program Agreement
                 (filed as Exhibit 10.1 to Registration Statement on Form S-1,
                 File No.333-22829 and incorporated herein by reference)

   10.5          Form of Operating Agreement
                 (filed as Exhibit 10.1 to Registration Statement on Form S-1,
                 File No.333-22829 and incorporated herein by reference)

   27            Financial Data Schedule